Form 10KSB
period 2001-12-31
UNIVERSAL EQUITY PARTNERS INC
filed 2002-04-15
CIK 1137266

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------

                         Commission File Number: 0-32583
                                                 -------

                         Universal Equity Partners, Inc.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                        23-3075816
           --------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                 1666 N.E. 194 Street, N. Miami Beach, FL 33179
                 ----------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (305) 733-0954
                                 --------------
                           (Issuer's telephone number)


         Securities registered under Section 12(b) of the Exchange Act:

                                      None


       Securities Registered Pursuant to Section 12(g) of the Exchange Act

                         Common Stock, $.0001 par value
                         ------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes   [ ] No


No Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Registrant's revenues for its most recent fiscal year. $  0
                                                             ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 31, 2001, the aggregate market value of all shares of voting stock held by non-affiliates was $0. There was and is no trading market. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2001, was as follows: Common Stock $.0001 par value, 5,000,000 shares and Preferred Stock $.0001 par value, no shares issued.

Transitional Small Business Disclosure Format (check one): Yes  [ ];  No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Description of Business.

Business of the Company

Universal Equity Partners, Inc. (the "Company") was incorporated on April 9, 2001 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original stockholder and acquiring stockholder.

The Company was organized to engage in what is commonly called a reverse merger transaction where an operating business will acquire control of the Company.

Sale of Control

On January 14, 2002, Angoeo, Inc., a Florida corporation acquired 4,750,000 shares of common stock of the Company from Dotcom Internet Ventures Ltd., a Delaware corporation, in a private transaction. Immediately afterwards, Angoeo, Inc. transferred the shares to its sole stockholder, Ana Claudia Garber. Simultaneously with this transaction, the Board of Directors of the Company appointed George Wainer to the Board of Directors effective on January 21, 2002 and all former officers and directors resigned. Mr. Wainer was then named President, Secretary and Treasurer of the Company. Mr. Wainer is the husband of Ms. Garber. George Wainer is the sole officer and director of the Company. The Company has no employees nor are there any other persons than Mr. Wainer who devote any of their time to its affairs. All references herein to management of the Company are to Mr. Wainer. The inability at any time of Mr. Wainer to devote sufficient attention to the Company could have a material adverse impact on its operations.

Acquisition of The Travel Center of Miami, Inc.

The Company is currently negotiating to acquire 100% of the capital stock of The Travel Center of Miami, Inc. ("TTCM"), a Miami, Florida corporation which provides travel agency services to the public. TTCM was formed in 1993. Prior to the Company's acquisition of TTCM, George Wainer will acquire 100% of the capital stock of TTCM. The Company will then acquire 100% of the capital stock of TTCM from George Wainer in a related party transaction. The Company anticipates that all employees of TTCM will remain employed with TTCM.

The Company expects to consummate this transaction in the next 30 days. The Company expects to issue Mr. Wainer 25,000,000 shares of common stock and issue TTCM noteholders $104,990 in convertible notes, which may convert into an aggregate of 1,049,900 shares of common stock.

Item 2. Description of Property.

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of TTCM at no cost to the Company. TTCM has agreed to continue this arrangement until the Company completes its acquisition or merger of TTCM

Item 3. Legal Proceedings.

The Company is not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote for our security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

At present, the Company's common stock is not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell the securities offered herein should he or she desire to do so when eligible for public resales. Furthermore, the shares are not marginable and it is unlikely that a lending institution would accept the shares as collateral for a loan. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

Holders

As of April 11, 2002, there were two holders of record of the Company's common stock.

Dividend Policy

The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the board of directors and will depend upon the Company's earnings, capital requirements and operating and financial condition. Currently, the Company intends to follow a policy of retaining future earnings in order to finance the growth and development of its business.

Sales of Unregistered Securities for the year ended December 31, 2001.

During 2001, the following persons and entities acquired shares of stock and other securities from the Company as set forth in the table below:

                                         Number of
  Date                  Name              Shares            Consideration
  ----                  ----              ------            -------------

April 9, 2001       DotcomInternet       5,000,000           $500
                    Ventures, Ltd.                           Original Issue
                                                             of Shares

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

The following discussion should be read in conjunction with the Financial Statements and notes thereto. The Company's purpose is to locate and negotiate with a business entity for the combination of that target company with the Company. The Company expects to acquire TTCM.

Results of Operations

During the period from April 9, 2001 through December 31, 2001, the Company engaged in no operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

Liquidity and Capital Resources

The Company has no assets and is dependent upon its sole officer and director to advance funds to pay for professional expenses and other related costs.

Item 7. Financial Statements.

See pages F-1 through F-8 beginning after page 8.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 13, 2002 we retained Sweeney, Gates & Co. as our auditors to replace Stan J.H. Lee, C.P.A. to audit our books and accounts for the fiscal year ending December 31, 2001. Our board of directors approved the decision to change independent accountants. The reports of Stan J.H. Lee, C.P.A. on our financial statements during fiscal year ended December 31, 2001 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle.

In connection with the audit and through March 13, 2002 there were no disagreements with Stan J.H. Lee, C.P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Stan J.H. Lee, C.P.A. would have caused the firm to make reference thereto in their reports on the financial statements for such period.

During the fiscal year ended December 31, 2001 and during subsequent interim periods prior to engaging Sweeney, Gates & Co., neither we nor any person on our behalf consulted with Sweeney, Gates & Co. regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Stan J.H. Lee, C.P.A. did not inform us of the existence of any reportable events as defined in Regulation S-B. The Company has authorized Stan J.H. Lee, C.P.A. to respond fully to any inquiries of Sweeney, Gates & Co. relating to their engagement as the Company's independent accountant.

Stan J.H. Lee, C.P.A. furnished a letter addressed to the Securities Exchange Commission dated April 1, 2002 agreeing with the above statements. A copy of the letter was filed as an Exhibit to our Report on Form 8-K dated April 1, 2002.

There were no disagreements with Sweeney, Gates & Co. related to the audit for the year ended 2001.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

Name                   Age                       Position
----                   ---                       --------
George Wainer          45           President, Secretary, Treasurer and Director

Since 1994, Mr. George Wainer has been the general manager for Vista South America, Inc. a Miami, Florida based travel agency specializing in the South American and corporate markets. Mr. Wainer has over 20 years of experience in business management, particularly in the travel and tourism business.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. The Company has complied with
Section 16(a).

Item 10. Executive Compensation.

The Company has not paid, nor does it owe, any compensation to executive officers for the year ended December 31, 2001. The Company's by-laws authorize the Board of Directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of the Board of Directors. As of the date of this Form 10-KSB, no salaries or other compensation have been paid to any of the Board of Directors, individually or as a group.

Item 11. Security Ownership of Certain Beneficial Owners and Management. Principal Stockholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 5,000,000 shares of issued and outstanding common stock, including options to acquire stock of the Company as of April 12, 2002 and information as to the ownership of the Company's stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address
of Beneficial                   Nature of              Number
Owners/Directors                Ownership            of Shares        Percent
----------------                ---------            ---------        -------

Angoeo, Inc.                    Common Stock          4,750,000         95%
1666 N.E. 194th Street
N Miami Beach, FL 33179


Ana Garber(1)                   Common Stock          4,750,000         95%

George Wainer(2)                Common Stock          4,750,000         95%

All Executive Officers
and Directors as a Group
(One person)                    Common Stock          4,750,000         95%

(1)      Ana Garber is the sole stockholder of Angoeo, Inc.

(2)      George Wainer is the husband of Ana Garber.

Item 13. Exhibits and Reports on Form 8-K.

a) EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit No.   Exhibit
         -----------   -------

         2.1           Articles of Incorporation*

         2.2           Bylaws*

* Incorporated herein by reference from Company's Form 10SB, Registration Statement, dated April 23, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of April, 2002.

                                      Universal Equity Partners, Inc.


                                      By: /s/ George Wainer       April 15, 2002
                                          -----------------
                                          George Wainer, President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      By: /s/ George Wainer       April 15, 2002
                                          -----------------
                                          George Wainer, President

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
Universal Equity Partners, Inc.


We have audited the accompanying balance sheet of Universal Equity Partners, Inc., (a development stage company), as of December 31, 2001, and the related statement of operations, stockholder's deficit and cash flows for the period April 9, 2001 (inception) to December, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Equity Partners, Inc., (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the period April 9, 2001 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a loss as a result of start up costs and has not commenced operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     SWEENEY, GATES & CO.


April 3, 2002
Fort Lauderdale, Florida

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                DECEMBER 31, 2001


ASSETS

Current assets:
   Cash and cash equivalents                                            $    --
                                                                        -------

        Total current assets                                                 --
                                                                        -------

                                                                        $    --
                                                                        =======

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities;
   Accrued expenses - legal and professional fees                       $ 5,000
                                                                        -------

        Total current liabilities                                         5,000
                                                                        -------

Stockholder's deficit

   Preferred stock; $.0001 par value, 20,000,000
      shares authorized, none issued and outstanding                         --
   Common stock; $.0001 par value, 100,000,000
      shares authorized, 5,000,000 issued and outstanding                   500
   Additional paid-in capital                                               800
   Deficit accumulated during the development stage                      (6,300)
                                                                        -------

Total stockholder's deficit                                              (5,000)
                                                                        -------

                                                                        $    --
                                                                        =======




   The accompanying notes are an integral part of these financial statements.

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS

                                                            April 9, 2001
                                                            (inception) to
                                                             December 31,
                                                                 2001
                                                             -------------


Revenue                                                       $        --
                                                              -----------

Operating expenses:
   General and administrative                                       6,300
                                                              -----------

       Total operating expenses                                     6,300
                                                              -----------

       Loss from operations                                        (6,300)
                                                              -----------

Net loss                                                      $    (6,300)
                                                              ===========

Loss per share, basic and diluted                             $      0.00
                                                              ===========

Weighted averages shares outstanding                            5,000,000
                                                              ===========




   The accompanying notes are an integral part of these financial statements.

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (a development stage company)
                  STATEMENT OF CHANGES TO STOCKHOLDER'S DEFICIT

                                                                                                       Deficit accumulated
                                              Preferred stock            Common stock                      during the
                                         ------------------------    ---------------------      Paid-in    development
                                            Shares       Amount        Shares      Amount       capital       stage         Total
                                         -----------    ---------    ---------    ---------    ---------    ---------     ---------
Issuance of stock,
      April 10, 2001                     $        --    $      --    5,000,000    $     500    $     800    $      --     $   1,300

Net loss for year ended
      December 31, 2001                           --           --           --           --           --       (6,300)       (6,300)
                                         -----------    ---------    ---------    ---------    ---------    ---------     ---------

Balance, December 31, 2001               $        --    $      --    5,000,000    $     500    $     800    $  (6,300)    $  (5,000)
                                         ===========    =========    =========    =========    =========    =========     =========



   The accompanying notes are an integral part of these financial statements.

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS


                                                                 April 9, 2001
                                                                 (inception) to
                                                                  December 31,
                                                                      2001
                                                                  -------------

Cash flows from operating activities:
   Net loss                                                          $(6,300)
   Change in liabilities:
      Increase in accrued expenses                                     5,000
                                                                     -------

               Net cash used in operating activities                  (1,300)
                                                                     -------

Cash flows from financing activities:
   Issuance of common stock                                            1,300
                                                                     -------

               Net cash provided by financing activities               1,300
                                                                     -------

Net increase in cash                                                      --
                                                                     -------

Cash and cash equivalents, beginning of year                              --
                                                                     -------

Cash and cash equivalents, end of year                               $    --
                                                                     =======


Supplemental disclosure of cash flow information:

   Cash paid during the year for interest                            $    --
                                                                     =======
   Cash paid during the year for income taxes                        $    --
                                                                     =======




   The accompanying notes are an integral part of these financial statements.

                        UNIVERSAL EQUITY PARTNERS, INC.,
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS


1.       BUSINESS AND BASIS OF PRESENTATION

Universal Equity Partners, Inc. (the "Company") was incorporated in Delaware on April 9, 2001, for the purpose of merging with an operating company.

The Company is in the development stage and its efforts through December 31, 2001 were principally devoted to organizational activities. Management anticipates incurring additional losses as it pursues its development efforts. See Note 3 for management's plan.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax - Income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Start-up costs -The Company accounts for start up costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which requires start-up costs, including organizational costs be expensed as incurred. The Company expensed all start-up costs as incurred.

Loss per share - The Company accounts for earnings per share according to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128") which requires presentation of basic and diluted earnings or loss per share. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period.

                        UNIVERSAL EQUITY PARTNERS, INC.,
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS 141. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets" and related interpretations. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 for its fiscal year commencing January 1, 2002, but has not concluded the effect, if any, SFAS 142 will have on its financial statements.

In June 2001, the FASB issued SFAS No. 143, " Accounting for Asset Retirement Obligations" ("SFAS 143") which establishes standards of accounting for asset retirement obligations arising from the acquisition, construction, or development and/or the normal operation of a long-lived asset. SFAS is effective for fiscal years beginning after June 15, 2002. The Company has not concluded the effect, if any, SFAS 143 will have on its financial statements.

In June 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which replaces SFAS 121 which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. When an asset exceeds its expected operating cash flow, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and also expands the scope of a discontinued operation to include a component of an entity. The provision of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. The Company has adopted the statement for the year ending December 31, 2001. No impairments were recognized during the year ended December 31, 2001.


3.       UNCERTAINTY - GOING CONCERN

The Company is a development stage company with no operations, sales, revenues or equity. During the period April 9, 2001 (inception) to December 31, 2001 the Company experienced a deficit of $6,300 and did not have an operating business. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally by merging with an operating business and achieving profitable operations.

Management's plans with regards to this matter are to search for and merge with an operating company.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        UNIVERSAL EQUITY PARTNERS, INC.,
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.       COMMON STOCK

On April 10, 2001, the Company issued 5,000,000 shares of its common stock to a venture capital company. The venture capital company paid for the Company's expenses and contributed the amount to capital.


5.       INCOME TAXES

At December 31, 2001, the Company had available operating loss carryforwards for federal and state taxes of approximately $6,300, which could be applied against taxable income in subsequent years through 2021. The tax effect of the net operating loss is approximately $2,370 and a full valuation allowance was recorded since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:

                                                                       2001
                                                                       ----
               Income taxes computed at federal
                  statutory tax rate of 34%                          $ 2,142
               State tax provision, net of
                  federal benefits                                       228
               Change in valuation allowance                          (2,370)
                                                                     -------
               Provision for income taxes                            $    --
                                                                     =======

Temporary differences that give rise to significant deferred tax assets are as follows:

                                                                       2001
                                                                       ----

               Net operating loss carryforward                       $ 2,370
                                                                     -------
               Total deferred tax assets                               2,370

               Valuation allowance                                    (2,370)
                                                                     -------
               Net deferred tax asset                                $    --
                                                                     =======