Form 10QSB
period 2002-03-31
UNIVERSAL EQUITY PARTNERS INC
filed 2002-05-20
CIK 1137266

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                 For the quarterly period ended: March 31, 2002

                           Commission File No. 0-32583


                         UNIVERSAL EQUITY PARTNERS, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                             23-3075816
          --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                           Identification Number)

                              1666 N.E. 194 STREET
                            N. MIAMI BEACH, FL 33179
                                 (305) 733-0954
                          (Address and telephone number
                         of principal executive offices)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
(x) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                                   Outstanding at March 31, 2002
          -----                                   -----------------------------
Common Stock, par value $0.0001                            5,000,000



Transitional Small Business Disclosure Format (check one):         Yes   No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                         UNIVERSAL EQUITY PARTNERS, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (unaudited)


ASSETS

Current assets:
   Cash and cash equivalents                                           $     --
                                                                       --------

        Total current assets                                                 --
                                                                       --------

                                                                       $     --
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                               $  6,969
   Payable to stockholders                                                5,573
                                                                       --------

        Total current liabilities                                        12,542
                                                                       --------

Stockholders' deficit:
   Preferred stock; $.0001 par value, 20,000,000
      shares authorized, none issued and outstanding                         --
   Common stock; $.0001 par value, 100,000,000
      shares authorized, 5,000,000 issued and outstanding                   500
   Additional paid-in capital                                               800
   Deficit accumulated during the development stage                     (13,842)
                                                                       --------

Total stockholders' deficit                                             (12,542)
                                                                       --------

                                                                       $     --
                                                                       ========

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                    Three months   April 9, 2001
                                                      ended       (inception) to
                                                     March 31,       March 31,
                                                       2002           2002
                                                   -----------      -----------


Revenue                                            $        --      $        --
                                                   -----------      -----------

Operating expenses:
   General and administrative                           (7,542)         (13,842)
                                                   -----------      -----------

       Total operating expenses                         (7,542)         (13,842)
                                                   -----------      -----------

       Loss from operations                              7,542          (13,842)
                                                   -----------      -----------

Net loss                                           $     7,542      $   (13,842)
                                                   ===========      ===========

Loss per share, basic and diluted                  $      0.00
                                                   ===========

Weighted averages shares outstanding                 5,000,000
                                                   ===========

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                          Three months        April 9, 2001
                                                             ended          (inception) to
                                                            March 31,         March 31,
                                                             2002               2002
                                                           --------           --------
Cash flows from operating activities:
   Net loss                                                $ (7,542)          $(13,842)
   Change in liabilities:
      Accounts payable and accrued expenses                   1,969              6,969
      Increase in payable to stockholders                     5,573              5,573
                                                           --------           --------

               Net cash used in operating activities             --             (1,300)
                                                           --------           --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                        --              1,300
                                                           --------           --------

               Net cash provided by financing activities         --              1,300
                                                           --------           --------

Net increase in cash                                             --                 --
                                                           --------           --------

Cash and cash equivalents, beginning of year                     --                 --
                                                           --------           --------

Cash and cash equivalents, end of year                     $     --           $     --
                                                           ========           ========


Supplemental disclosure of cash flow information:

   Cash paid during the year for interest                  $     --           $     --
                                                           ========           ========
   Cash paid during the year for income taxes              $     --           $     --
                                                           ========           ========

                        UNIVERSAL EQUITY PARTNERS, INC.,
                          (A DEVELOPMENT STAGE COMPANY)
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.1.UNAUDITED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying financial statements of the Company for the three months ended March 31, 2002, and for the period from April 9, 2001 (inception) to March 31, 2002, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for an interim period are not necessarily indicative of the results for a full year.

The interim unaudited financial statements should be read in conjunction with the financials statements and notes for the year ended December 31, 2001 filed as part of the Company's Form 10-KSB.


2.       UNCERTAINTY - GOING CONCERN

The Company is a development stage company with no operations, sales, revenues or equity. During the period April 9, 2001 (inception) to March 31, 2002 the Company recorded an accumulated deficit of $12,542 and did not have an operating business. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally by merging with an operating business and achieving profitable operations.

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

RESULTS OF OPERATIONS - INCEPTION (APRIL 9, 2001) THROUGH MARCH 31, 2002.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

LIQUIDITY AND CAPITAL RESOURCES.

The Company has no cash as of March 31, 2002.

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

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Universal Equity Partners, Inc.


                              By:     /s/ George Wainer           May 20, 2002
                                   --------------------------
                                   George Wainer, President


                              By:     /s/ George  Wainer           May 20, 2002
                                   ----------------------
                                   George Wainer, Director