Form 10QSB
period 2002-06-30
UNIVERSAL EQUITY PARTNERS INC
filed 2002-09-11
CIK 1137266

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

              [X} Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                  For the quarterly period ended: June 30, 2002

                           Commission File No. 0-32583

                         -------------------------------

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

                              1613 N.E. 163 Street
                              Miami Beach, FL 33162
                                 (305) 357-6406
                                 --------------
                          (Address and telephone number
                         of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                                  Outstanding at June 30, 2002
             -----                                  ----------------------------
Common Stock, par value $0.0001                             5,092,000


Transitional Small Business Disclosure Format (check one): [ ] Yes   [X] No

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (unaudited)


ASSETS

Current assets:
   Cash and cash equivalents                                $  4,673
                                                            --------

        Total current assets                                   4,673
                                                            --------

                                                            $  4,673
                                                            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                    $ 11,944
   Payable to stockholders                                     3,073
                                                            --------

        Total current liabilities                             15,017
                                                            --------

Stockholders' deficit:
   Preferred stock; $.0001 par value, 20,000,000
      shares authorized, none issued and outstanding               -
   Common stock; $.0001 par value, 100,000,000
      shares authorized, 5,092,000 issued and outstanding        509
   Additional paid-in capital                                  9,991
   Deficit accumulated during the development stage          (20,844)
                                                            --------

Total stockholders' deficit                                  (10,344)
                                                            --------

                                                            $  4,673
                                                            ========

   The accompanying notes are an integral part of these financial statements.

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         Three months    April 9, 2001    April 9, 2001
                                            ended       (inception) to   (inception) to
                                           June 30,         June 30,        June 30,
                                             2002             2001           2002
                                         -----------      -----------      --------
Revenue                                  $         -      $         -      $      -
                                         -----------      -----------      --------

Operating expenses:
   General and administrative                  7,002              500        20,844
                                         -----------      -----------      --------

       Total operating expenses                7,002              500        20,844
                                         -----------      -----------      --------

       Loss from operations                   (7,002)            (500)      (20,844)
                                         -----------      -----------      --------

Net loss                                 $    (7,002)     $      (500)     $(20,844)
                                         ===========      ===========      ========

Loss per share, basic and diluted        $      0.00      $      0.00
                                         ===========      ===========

Weighted averages shares outstanding       5,028,033        5,000,000
                                         ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         Six months     April 9, 2001     April 9, 2001
                                           ended        (inception) to   (inception) to
                                          June 30,          June 30,       June 30,
                                            2002              2001           2002
                                         -----------      -----------      --------
Revenue                                  $         -      $         -      $      -
                                         -----------      -----------      --------

Operating expenses:
   General and administrative                 14,544              500        20,844
                                         -----------      -----------      --------

       Total operating expenses               14,544              500        20,844
                                         -----------      -----------      --------

       Loss from operations                  (14,544)            (500)      (20,844)
                                         -----------      -----------      --------

Net loss                                 $   (14,544)     $      (500)     $(20,844)
                                         ===========      ===========      ========

Loss per share, basic and diluted        $      0.00      $      0.00
                                         ===========      ===========

Weighted averages shares outstanding       5,014,304        5,000,000
                                         ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 Six months        April 9, 2001     April 9, 2001
                                                                   ended           (inception) to   (inception) to
                                                                  June 30,            June 30,        June 30,
                                                                    2002               2002             2001
                                                                  --------           --------           -----
Cash flows from operating activities:
   Net loss                                                       $(14,544)          $(20,844)          $(500)
   Issuance of common stock for services                                 -                  -             500
   Change in liabilities:
      Accounts payable and accrued expenses                          6,944             11,944               -
      Increase in payable to stockholders                            3,073              3,073               -
                                                                  --------           --------           -----

               Net cash used in operating activities                (4,527)            (5,827)              -
                                                                  --------           --------           -----

Cash flows from financing activities:
   Proceeds from issuance of common stock                            9,200             10,500               -
                                                                  --------           --------           -----

               Net cash provided by financing activities             9,200             10,500               -
                                                                  --------           --------           -----

Net increase in cash                                                 4,673              4,673               -
                                                                  --------           --------           -----

Cash and cash equivalents, beginning of period                           -                  -               -
                                                                  --------           --------           -----

Cash and cash equivalents, end of period                          $  4,673           $  4,673           $   -
                                                                  ========           ========           =====


Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                       $      -           $      -           $   -
                                                                  ========           ========           =====
   Cash paid during the period for income taxes                   $      -           $      -           $   -
                                                                  ========           ========           =====

   The accompanying notes are an integral part of these financial statements.

                        UNIVERSAL EQUITY PARTNERS, INC.,
                          (a development stage company)
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three and six months ended June 30, 2002, and for the period from April 9, 2001 (inception) to June 30, 2002, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for an interim period are not necessarily indicative of the results for a full year.

The interim unaudited financial statements should be read in conjunction with the financials statements and notes for the year ended December 31, 2001 filed as part of the Company's Form 10-KSB.


2.   UNCERTAINTY - GOING CONCERN

The Company is a development stage company with no operations, sales, revenues or equity. During the period April 9, 2001 (inception) to June 30, 2002 the Company had an accumulated deficit of $20,844 and did not have an operating business. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally by merging with an operating business and achieving profitable operations.

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

The Company is presently inactive, and has conducted no business since its inception.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The Company changed its primary office address to 1613 N.E. 163 Street, Miami, FL 33162.

Item 6. Exhibits and Reports on Form 8-K.

The Company filed one report on Form 8-K during the quarter ended June 30, 2002. The report was filed on April 2, 2002 amending the Form 8-K filed on March 13, 2002 by providing further disclosure regarding the change in accounting firms for the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Universal Equity Partners, Inc.


                              By:    /s/ George Wainer        August 28, 2002
                                     -----------------
                                    George Wainer,
                                    President and Treasurer

                                 CERTIFICATIONS



          I, George Wainer certify that:

          1. I have reviewed this report on Form 10-QSB of Universal Equity Partners, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


Dated:  September 10, 2002                         /s/ George Wainer
                                                   ---------------------------
                                                   Chief Executive Officer and
                                                   Chief Financial Officer