Form 10QSB
period 2002-09-30
UNIVERSAL EQUITY PARTNERS INC
filed 2002-11-26
CIK 1137266

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

              [X} Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

               For the quarterly period ended: September 30, 2002

                           Commission File No. 0-32583
              ----------------------------------------------------

                         Universal Equity Partners, Inc.
               ---------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                     23-3075816
     ------------------------------                     --------------------
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

On November 12, 2002, the issuer had outstanding 5,159,000 shares of common stock, $.0001 par value per share.


    Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                                      INDEX


                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

         Balance Sheet
                  As of September 30, 2002 (Unaudited).........................................  3

         Statements of Operations (Unaudited)
                  For the Three Months Ended September 30, 2002 and 2001 and for the
                    Nine Months Ended September 30, 2002 and for the period from inception
                   (April 9, 2001) to September 30, 2001 and for period from inception
                   (April 9, 2001) to September 30, 2002.......................................  4

         Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended September 30, 2002 and for the period from inception (April 9, 2001) to September 30, 2001 and for the period from inception (April 9, 2001) to September 30, 2002............................  5

         Condensed Notes to Financial Statements...............................................  6-7

         Item 2 - Management's Discussion and Analysis or Plan of Operations...................  7

         Item 3 - Control and Procedures.......................................................  8

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings............................................................  8

         Item 2 - Changes in Securities and Use of Proceeds....................................  8

         Item 4 - Submission of Matters to a Vote of Security Holders..........................  8

         Item 6 - Exhibits and Reports on Form 8-K.............................................  8

         Signatures............................................................................  9

         Certifications........................................................................  10

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)


                                     ASSETS
                                     ------

Current assets:
   Cash                                                                $  1,702
                                                                       --------

          Total current assets                                            1,702
                                                                       --------

          Total assets                                                 $  1,702
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                               $  7,637
   Payable to related party                                               1,873
                                                                       --------

          Total current liabilities                                       9,510
                                                                       --------

Stockholders' deficit:
   Preferred stock ($0.0001 par value; 20,000,000 authorized shares;
       none issued and outstanding)                                          --
   Common stock ($0.0001 par value; 100,000,000 authorized shares;
       5,159,000 shares issued and outstanding)                             516
   Additional paid-in capital                                            16,684
   Deficit accumulated during the development stage                     (25,008)
                                                                       --------

          Total stockholders' deficit                                    (7,808)
                                                                       --------

          Total liabilities and stockholders' deficit                  $  1,702
                                                                       ========




                 See accompanying notes to financial statements.

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                              For the Period   For the Period
                                                  For the Three Months         For the Nine   from Inception   from Inception
                                                   Ended September 30,         Months Ended   (April 9, 2001)  (April 9, 2001)
                                              ---------------------------      September 30,  to September 30, to September 30,
                                                 2002              2001            2002             2001           2002
                                              -----------       ---------      -----------       ---------      -----------

REVENUES                                      $        --       $      --      $        --       $      --      $        --
                                              -----------       ---------      -----------       ---------      -----------

OPERATING EXPENSES:
    Selling, general and administrative             4,164              --           18,708             500           25,008
                                              -----------       ---------      -----------       ---------      -----------

        Total operating expenses                    4,164              --           18,708              --           25,008
                                              -----------       ---------      -----------       ---------      -----------

LOSS FROM OPERATIONS                               (4,164)             --          (18,708)           (500)         (25,008)
                                              -----------       ---------      -----------       ---------      -----------

NET LOSS                                      $    (4,164)      $      --      $   (18,708)      $    (500)     $   (25,008)
                                              ===========       =========      ===========       =========      ===========

BASIC AND DILUTED:
      Net loss per common share:              $     (0.00)      $      --      $     (0.00)      $      --      $     (0.00)
                                              ===========       =========      ===========       =========      ===========

      Weighted common shares outstanding        5,141,174       5,000,000        5,056,126       5,000,000        5,056,126
                                              ===========       =========      ===========       =========      ===========


                 See accompanying notes to financial statements.

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                    For the Period  For the Period
                                                      For the Nine  from Inception  from Inception
                                                      Months Ended  April 9, 2001)  (April 9, 2001) to
                                                      September 30, to September 30, to September 30,
                                                          2002           2001            2002
                                                        --------       --------       --------
Cash flows from operating activities:
     Net loss                                           $(18,708)      $   (500)      $(25,008)

     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Increase in:
            Accounts payable and accrued expenses          2,637             --          2,637
            Payable to related party                       1,873            500          6,873
                                                        --------       --------       --------

Net cash used in operating activities                    (14,198)            --        (15,498)
                                                        --------       --------       --------

Cash flows from financing activities:
            Proceeds from issuance of common stock        15,900             --         17,200
                                                        --------       --------       --------

Net cash provided by financing activities                 15,900             --         17,200
                                                        --------       --------       --------

Net increase in cash                                       1,702             --          1,702

Cash at beginning of period                                   --             --             --
                                                        --------       --------       --------

Cash at end of period                                   $  1,702       $     --       $  1,702
                                                        ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                           $     --       $     --       $     --
                                                        ========       ========       ========
     Income Taxes                                       $     --       $     --       $     --
                                                        ========       ========       ========



                 See accompanying notes to financial statements.

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

Universal Equity Partners, Inc. (the "Company") was incorporated in Delaware on April 9, 2001, for the purpose of merging with an operating company.

The Company is in the development stage and its efforts through September 30, 2002 were principally devoted to organizational activities. Management anticipates incurring additional losses as it pursues its development efforts.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements of Universal Equity Partners, Inc. for the period ended December 31, 2001 and notes thereto contained in the Report on Form 10-KSB for the period ended December 31, 2001 as filed with the SEC. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN CONSIDERATION

The Company is a development stage company with no operations, sales, revenues or equity. During the period April 9, 2001 (inception) to September 30, 2002 the Company had an accumulated deficit of $25,008 and did not have an operating business. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally by merging with an operating business and achieving profitable operations. Management's plans with regards to this matter are to search for and merge with an operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - STOCK ISSUANCE

During the nine months ended September 30, 2002, the Company issued 159,000 shares of common stock for net proceeds of $15,900.

                         UNIVERSAL EQUITY PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)



NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in its quarter ended June 30, 2002, which has had no impact on the financial statements through the nine months ended September 30, 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Our Company currently has minimal day-to-day business operations other than those pertaining to the maintenance of our corporate existence and the filing of reports required by the Commission and our efforts to search for and merge with an operating company. We are presently inactive, and have conducted no business since its inception.

The foregoing plan of operation contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties, which could cause such a difference, are those relating to our Company's dependence upon certain key personnel, our ability to manage our growth, our Company's success in implementing our business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting our Company or our customers. Many of such risk factors are beyond the control of our Company and its management.

We reported net losses for the nine months ended September 30, 2002 of $18,708. This translates to a per-share loss of $(0.00) for the nine months ended September 30, 2002.

Our Company had no revenues for the nine months ended September 30, 2002 since inception. Operating expenses were $18,708 for the nine months ended September 30, 2002 and consisted of professional fees incurred in connection with the our SEC filings and financial matters.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had a stockholders' deficit of $7,808. Since our inception, we have incurred losses of $25,008. Our operations and growth have been primarily funded from proceeds from the sale of common stock of $15,900. These funds were used for working capital.

We have no other material commitments for capital expenditures. Other than cash from proceeds received from the sale of stock, we have no external sources of liquidity. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our future operations and growth are dependent on our ability to raise capital for expansion, and to seek additional revenue sources.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in our Annual Report on Form 10-KSB for the period ended December 31, 2001 as filed with the United States Securities and Exchange Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

          There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

                  None

Item 2. Changes in Securities and Use of Proceeds.

                  None

Item 4. Submission of Matters to a Vote of Security Holders.

                  None

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits
                  99.1 - Certification of CEO Pursuant to Section 906 of
                         Sarbanes-Oxley Act of 2002

                  99.2 - Certification of CFO Pursuant to Section 906 of
                         Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Universal Equity Partners, Inc.


      Dated: November 25, 2002      By: /s/ George Wainer
                                    ----------------------
                                    George Wainer,
                                    Chief Executive Officer, President and
                                    Chief Financial Officer

                                 CERTIFICATIONS

I, George Wainer, the Chief Executive Officer and Chief Financial Officer of Universal Equity Partners, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Universal Equity partners, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

                                      /s/ George Wainer
                                      --------------------------------------
                                      George Wainer, Chief Executive Officer and
                                      Chief Financial Officer